Form 10-K
period 2003-12-31
JP MORGAN CHASE COMM MORT PASS THR CERTS SER 2003-PM1
filed 2004-03-29
CIK 1260907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period December 31, 2003

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-105805-02

              J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3789046
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

270 Park Avenue
New York, New York                                             10017
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)834-9299

           J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
      COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-PM1
       (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

                   Documents incorporated by reference: None

J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-PM1
--------------------------------------------------------------

PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services Inc., as Servicer and Special Servicer, Wells Fargo Bank Minnesota N.A as Trustee, and JPMorgan Chase Bank, as Paying Agent as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Trust does not issue stock. There is currently no established secondary market for the Certificates. There are less than 300 participants in the DTC System. As of December 31, 2003 the total number of such DTC participants with respect to each class of certificates is 65.

Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2003.

     Current  Reports   on Form 8-K,   dated   October 27,  2003,  November 25,
     2003, and December 26, 2003, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same dates. The items reported in such Current Report were Item 5 (Other Events).

(c) Exhibits to this report.

     Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

     Annual Statement as to Compliance, filed as Exhibit 99.3 herto.

(d) Not applicable.

J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2003-PM1
--------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          JPMorgan Chase Bank, not in its individual capacity, but solely as attorney-in-fact for J.P. Morgan Chase Commercial Mortgage Securities Corp.

Date:  March 29, 2004     By: /s/ Diane E. Wallace
                          -----------------------------
                          Name:   Diane E. Wallace
                          Title:  Assistant Vice President

             J.P. Morgan Chase Commercial Mortgage Securities Corp.
                  Commercial Mortgage Pass-Through Certificates
                         Series 2003-PM1 (the "Trust")

     I, Steven Z. Schwartz, the President and Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the paying agent by the servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the paying agent in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

5. This annual report discloses all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Midland Loan Services, Inc.


Dated:  March 25, 2004

JPMorgan Chase Bank, not in its individual capacity, but solely as attorney-in-fact for J.P. Morgan Chase
Commercial Mortgage Securities Corp.

By: /s/ Steven Z. Schwartz
    -------------------------------------
Name:   Steven Z. Schwartz
Title:  CEO, J.P. Morgan Chase Commercial Mortgage Securities Corp.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

99.1      Annual Independent Accountant's Servicing Report

99.2      Report of Management as to Compliance with Minimum Servicing Standards

99.3      Annual Statement as to Compliance

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                 ---------------

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO  64106-2232

tel (816) 474 6180
www.us.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
The PNC Financial Services Group, Inc.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., complied with the established minimum servicing standards within its Servicing Policy as of and for the year ended December 31, 2003, dated February 5, 2004. Management is responsible for MLS's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the MLS's compliance with the Servicing Policy.

     In our opinion, management's assertion that MLS complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2003 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP
--------------------------

February 5, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------

Midland Loan Services
10851 Mastin
Overland Park, Kansas 66210



       Management's Assertion on Compliance with the Servicing Standards
              Set Forth in the Servicing Policy for the Year Ended
                               December 31, 2003

                              Report of Management

     As of and for the year ended December 31, 2003, Midland Loan Services, Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., (PNC), has complied, in all material respects, with MLS's established minimum servicing standards in the Servicing Policy for commercial loans and multifamily servicing as set forth in Appendix I. The minimum servicing standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing. The minimum servicing standards within the Servicing Policy do not include standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to commercial loan and multifamily servicing.

     As of and for this same period, PNC was covered by a fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of $80,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Douglas D. Danforth  /s/ Steven W. Smith        /s/ Vincent E. Beckett
-----------------------  -------------------        ----------------------
Douglas D. Danforth      Steven W. Smith            Vincent E. Beckett
CEO/President            Executive Vice President   CFO/Executive Vice President

February 5, 2004



MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------

Midland Loan Services
10851 Mastin
Overland Park, Kansas 66210


                                 March 8, 2004

Via UPS
(312) 904-7830

Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
Chicago, IL
USA  21045-1941

             J.P. Morgan Chase Commercial Mortgage Securities Corp.
         Commercial Mortgage Pass-Through Certificates Series 2003-PM1
                        Pooling and Servicing Agreement

                             OFFICER'S CERTIFICATE

     Pursuant  to  the  requirements  of  that  certain  Pooling  and  Servicing
Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.

/s/ Charles J. Sipple   3/8/04
---------------------
Charles J. Sipple       Date
Executive Vice President


cc:
        Attn:  CMBS Surveillance
        Fitch, Inc.
        One State Street Plaza, 31st Floor
        New York, NY  10004-0000

        Attn: Institutional Trust Services
        J.P. Morgan Chase Bank
        4 New York Plaza, 6th Floor
        New York, NY  10004-0000

        Ms. Biana Russo, Esq.
        J.P. Morgan Chase Commercial Mortgage Securities Corp.
        270 Park AVenue, 10th Floor
        New York, NY  10017-0000

        Mr. Denis Schuh
        J.P. Morgan Chase Commercial Mortgage Securities Corp.
        270 Park AVenue, 10th Floor
        New York, NY  10017-0000

        Attn: CMBS Surveillance
        Standard & Poor's Ratings Services
        55 Water Street, 41st Floor
        New York, NY  10041-0000